Form 10-K
period 2007-12-31
PANAMERSA Corp
filed 2011-06-20
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PANAMERSA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1940418
State or other jurisdiction of incorporation	IRS Identification No.

7582 Las Vegas Blvd., Suite 332
Las Vegas, NV 89123

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (702) 405-0085

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).
Yes  ☐  No ☒ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company
Yes  ☐     No  ☒

As of December 31, 2007, there were 5,629,010,600 shares of common stock issued and outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.0001 (the price at which the common stock traded as of December 31, 2007) is $562,901.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING
INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I.
ITEM 1 BUSINESS

(a) Business Development and Objectives

PANAMERSA CORPORATION, (formerly known as Pay Pro, Inc.) (the Company) was incorporated under the laws of the State of Nevada on October 16, 1988.

PANAMERSA Corporation (Pink Sheets:PNMS) is a holding company for a group of business enterprises which promotes the commercial integration of Latin America into the economic development of the Western Hemisphere. The Company  is engaged in global e-commerce and e-biz solutions offering interactive e-commerce and e-biz programs in addition to a range of goods and services online including: prepaid Debit cards; e-commerce merchant accounts; life insurance policies, gold transactions; telephony services, text messaging, VoIP, MicroForests properties, real estate investment participations, fixed and variable income real estate properties in Costa Rica and Panama, offshore financial services, asset management and protection; travel services, leisure, business, health, relocation services, and digital marketing services.

Investments in the above related industries are held by FUNDPAN with offices in Central America. The investments are not shown on these financial statements as all investments are contingent on certain future activities. Should the future events occur, the estimated value of these investments as of the date of these financial statements are approximately $100 million USD.

ITEM 1A.  RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

(a)  Ownership                           none

(b)  Office leases                       none

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the company was delisted from the OTC Bulletin Board it only trades on the Other OTC or Pink Sheets under the symbol PNMS

The average high and low prices of the Company’s stock by quarters are given below:

	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
For 2007
High	0.0001	0.0001	0.0001	0.0001

Low	0.0001	0.0001	0.0001	0.0001

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

Common Stock

The Articles of Incorporation currently authorize the issuance of 6,000,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loan other financing arrangements or otherwise.  As of December 31, 2007, the Company had 5,629,010,600 shares of common stock outstanding.

Non-Cumulative Voting.

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.  In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Preferred Stock

At December 1, 2007, no Preferred Stock is authorized or issued.

Share Purchase Warrants

At December 31, 2007, no share purchase warrants were outstanding.

Dividends.

The Company does not currently intend to pay cash dividends.  The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate.  Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment.  There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so.  The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the Company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company continues to retain the services of Nevada Agency & Trust, 50 West Liberty Street, Suite 880, Reno, NV 89501, to act as transfer agent and registrar.

Recent Sales of Unregistered Securities
None

ITEM 6.  SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company will require minimal working capital for the next 12 months. Management believes that its working capital requirements over the next 12 months will be approximately $50,000 for general overhead and the development of new business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN AUDITED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL AUDITING STANDARDS FOR CONDUCTING SUCH AUDITS.

PANAMERSA CORPORATION

Balance Sheet
(unaudited)

December 31,
2007

ASSETS

CURRENT ASSETS

Cash on Hand	$435
Accounts Receivable	0

Total Current Assets	$435

TOTAL ASSETS	$435

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$0

Total Liabilities	$0

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 6,000,000,000 shares authorized; 5,629,010,600 shares issued and outstanding	341,950
Retained Earnings	172,884
Current deficit	(514,399)

Total Stockholders' Equity	435

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$435

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statement of Operations
(Unaudited)

For the Year Ended December 31, 2007

Revenues	$72,500

General & Administrative Expenses	(586,899)

OPERATING INCOME	$(514,399)

Income Taxes & other expenses	0

NET (LOSS)	$(514,399)

NET LOSS PER SHARE	$0

WEIGHTED AVERAGE SHARES OUTSTANDING	5,629,010,600

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statements of Stockholders’ Equity

 (Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)
Balance at December 31, 2002	9,900,390	$0	$(337,500)
Net loss from operations December 31, 2003	-	(50,000)
Balance at December 31, 2003	9,900,390	$0	(387,500)
Net loss from operations December 31, 2004	-	-	(50,000)
Balance at December 31, 2004	9,900,390	$0	(437,500)
Common stock issued for debt	10,000,000	10,000	-
1000 to 1 reverse split	(19,880,490)	-
Common stock issued for debt	27,000,000	135,000	-
Common stock issued for subsidiaries	100,000,000	47,690	-

50 to 1 forward split	6,223,990,700	-	-
Common stock issued for debt	1,278,000,000	230,000	-

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)
Net income from operations December 31, 2005	-	-	17,111
Balance, at December 31, 2005	7,629,010,600	$422,690	$(420,389)
Sale of Subsidiary	(2,000,000,000)	(2,080,740)
Issued to Fundacion Paypro	2,000,000,000	2,000,000
Net income from operations December 31, 2006	-	-	593,273
Balance, at December 31, 2006	7,629,010,600	$341,950	172,884
Shares turned into Company as treasury shares by CEO	(2,000,000,000)
Net income from operations December 31, 2007	-	-	(514,399)
Balance, at December 31, 2007	5,629,010,600	$341,950	$ (341,515)

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

PANAMERSA CORPORATION, (formerly known as Pay Pro, Inc.)  (the Company) was incorporated under the laws of the State of Nevada on October 16, 1988.

PANAMERSA Corporation (Pink Sheets:PNMS) is a holding company for a group of business enterprises which promotes the commercial integration of Latin America into the economic development of the Western Hemisphere. The Company  is engaged in global e-commerce and e-biz solutions offering interactive e-commerce and e-biz programs in addition to a range of goods and services online including: prepaid Debit cards; e-commerce merchant accounts; life insurance policies, gold transactions; telephony services, text messaging, VoIP, MicroForests properties, real estate investment participations, fixed and variable income real estate properties in Costa Rica and Panama, offshore financial services, asset management and protection; travel services, leisure, business, health, relocation services, and digital marketing services.

Investments in the above related industries are held by FUNDPAN with offices in Central America. The investments are not shown on these financial statements as all investments are contingent on certain future activities. Should the future events occur, the estimated value of these investments as of the date of these financial statements are approximately $100 million USD.

b. Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting.

c. Income Taxes

The Company has accumulated net operating loss carryovers of approximately $420,389. The estimated tax benefit of the net operating loss carryovers of $147,000 has been offset by a valuation allowance in full.

d. Unaudited Financial Statements

The accompanying financial statements are prepared without audit. They include all of the adjustments which in the opinion of management are necessary for a fair presentation in accordance with Generally Accepted Accounting Principles in the United States of America.

Notes to the Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Use of Estimates

The preparation financial statements in accordance with generally accepted accounting principles requires the use of estimates. Actual results may vary from those estimates.

f.	Use of equivalents

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

g.	Accounts Receivable

The Company’s accounts receivable are net of the allowance for doubtful accounts.

h.	Fixed Assets

The Company is depreciating its office equipment over the estimated useful life of 5 years.

i.	Intangible Assets

The Company’s intangible assets are amortized over the estimated useful lives of 5 to 10 years. The intangible assets are made up of the cost of licenses and websites purchased by the Company.

j.   Earnings Per Share

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2007, there were no dilutive securities outstanding.

Notes to the Financial Statements (Continued)

NOTE 2- RELATED PARTY TRANSACTIONS-NOTES PAYABLE

In the past, the Company had received short term loans of operating funds. The notes were unsecured, non-interest bearing and due upon demand.

NOTE 3 – SIGNIFICANT TRANSACTIONS

The majority shareholders of the Company’s common stock approved a reverse split of its common stock on a 1,000 shares for 1 share basis, effective June 1, 2005. The financial statements do reflect the reverse stock split.

On June 26, 2005 the Company acquired ChexCard Corporation and PayPro Card Corporation, two providers of debit banking cards. The companies were acquired for 100,000,000 shares of the Company’s previously authorized but unissued common stock.

The majority shareholders of the Company’s common stock approved a forward split of its common stock on a 50 shares for 1 share basis, effective July 15, 2005. The financial statements do reflect the forward stock split.

On April 1, 2006, the Company sold ChexCard Corporation, a provider of debit banking cards. As part of the transaction, certain notes payable and other assets were also retired. As compensation, the Company received 2,000,000,000 shares of the Company’s previously issued stock, and the stock is being held by the Company.

On September 30, 2006, the Company issued 2,000,000,000 shares of restricted stock to  Fundacion Panamerica. At the same time, it was announced that all investments held in the name of Panamersa would be turned over and titled in the name of Fundacion Panamerica. In exchange, the Company would receive an investment account in Fundacion Panamerica, and would be credited for a percentage share of the income of the Fundacion.

On January 5, 2007, the CEO of the Company returned 2 billion shares of common stock to the Company’s treasury. This is shown on the financial statements as a reduction of shares issued and outstanding.

On March 16, 2007, the Board of Directors announced that the total authorized shares of the Company would be reduced by 4 billion shares, from 10 billion shares to 6 billion shares.

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, there were no dilutive securities outstanding.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified. Thus, the adoption of FIN 48 did not have an impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed. The Company has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a current net loss  $514,399 in 2007, and an accumulated Equity of $ 435 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures has not been effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Mr. James Finegan, President and CEO

Mr. Harley Terrell, Secretary and Treasurer

Mr. Harley Terrell, Director

Code of Ethics

The Company intends to adopt a Code of Business Conduct and Ethics (“Code”) applicable to its officers, directors, and employees, which includes the principal executive officer and the principal financial officer The purpose of the Code will be to provide legal and ethical standards to deter wrongdoing and to promote:

(a) Honest and ethical conduct;
(b) Full, fair, accurate, timely and understandable disclosures
(c) Compliance with laws, rules, and regulations;
(d) Prompt internal reporting of violations of the Code; and
(e) Accountability for adherence to the Code.

ITEM 11.  EXECUTIVE COMPENSATION.

For 2007, no remuneration in the form of payroll, consulting fees and/or allowances was paid.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address
Beneficial Ownership	Number of	Percentage of
(2)	Shares	Ownership (1)

James Finegan
7582 Las Vegas Blvd	7,000,000	.12%
Las Vegas, NV

Michael Terrell	800,000,000	14.21%
Cede & Co.	1,742,441,532	30.95%
Fundacion PayPro	2,000,000,000	35.53%
Fundacion Pan America	428,078,547	7.60%

(1)	The percent of class is based on 5,629,010,600 shares of common stock issued and outstanding as of December 31, 2007.

(2)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  INCLUDE LIST OF DIRECTORS, COMMITTEES ON WHICH THEY SERVE AND IF THEY ARE INDEPENDENT DIRECTORS-

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1, 2, 3, 4.  None

5.	Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERSA CORPORATION

/s/ James Finegan
James Finegan, Treasurer
Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Finegan
James Finegan, Treasurer
Date: February 23, 2011