Form 10-K
period 2008-12-31
PANAMERSA Corp
filed 2011-06-20
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PANAMERSA CORPORATION
—————————-
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

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company
Yes  ☐     No  ☒

As of December 31, 2008, there were 5,629,010,600 shares of common stock issued and outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.0001 (the price at which the common stock traded as of December 31, 2008) is $562,901.

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

(b)  Office leases                       none

ITEM 3.   LEGAL PROCEEDINGS

           None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the company was delisted from the OTC Bulletin Board it only trades on the Other OTC or Pink Sheets under the symbol PNMS

The average high and low prices of the Company’s stock by quarters are given below:

	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
For 2008
High	0.0001	0.0001	0.0001	0.0001

Low	0.0001	0.0001	0.0001	0.0001

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

Common Stock

The Articles of Incorporation currently authorize the issuance of 6,000,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loan other financing arrangements or otherwise.  As of December 31, 2008, the Company had 5,629,010,600 shares of common stock outstanding.

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

Preferred Stock

At December 1, 2008, no Preferred Stock is authorized or issued.

Share Purchase Warrants

At December 31, 2008, no share purchase warrants were outstanding.

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

PANAMERSA CORPORATION

Balance Sheet
(unaudited)

December 31,
2008

ASSETS

CURRENT ASSETS

Cash on Hand	$101
Accounts Receivable	0

Total Current Assets	$101

TOTAL ASSETS	$101

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$0

Total Liabilities	$0

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value,
6,000,000,000 shares authorized;
5,629,010,600 shares issued and
outstanding	341,950
Retained Earnings	(341,515)
Current deficit	(344)

Total Stockholders' Equity	101

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statement of Operations
(Unaudited)

For the Year Ended December 31, 2008

Revenues		$1,000

General & Administrative Expenses		(1,334)

OPERATING INCOME	$	(334)

Income Taxes & other expenses		0

NET (LOSS)	$	(344)

NET LOSS PER SHARE		$0

WEIGHTED AVERAGE SHARES OUTSTANDING		5,629,010,600

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statements of Stockholders’ Equity

 (Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)

Balance at December 31, 2002	9,900,390	$0	$(337,500)

Net loss from operations December 31, 2003	-		(50,000)

Balance at December 31, 2003	9,900,390	$0	(387,500)

Net loss from operations December 31, 2004	-	-	(50,000)

Balance at December 31, 2004	9,900,390	$0	(437,500)

Common stock issued for debt	10,000,000	10,000	-

1000 to 1 reverse split	(19,880,490)	-

Common stock issued for debt	27,000,000	135,000	-

Common stock issued for subsidiaries	100,000,000	47,690	-

50 to 1 forward split	6,223,990,700	-	-

Common stock issued for debt	1,278,000,000	230,000	-

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

 (Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)

Net income from operations

December 31, 2005	-	-	17,111

Balance, at December 31, 2005	7,629,010,600	$422,690	$(420,389)

Sale of Subsidiary	(2,000,000,000)	(2,080,740)

Issued to Fundacion Paypro	2,000,000,000	2,000,000

Net income from operations

December 31, 2006	-	-	593,273

Balance, at December 31, 2006	7,629,010,600	$341,950	172,884

Shares turned into Company as treasury shares by CEO	(2,000,000,000)

Net income from operations

December 31, 2007	-	-	(514,399)

at December 31, 2007	7,629,010,600	$341,950	(341,515)

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

 (Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)

Net income from operations

December 31, 2008	-	-	(344)

Balance, at December 31, 2008	5,629,010,600	$341,950	$ (341,849)

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

j.   Earnings Per Share

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2008, there were no dilutive securities outstanding.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a current net loss  $344 in 2008, and an accumulated Equity of $ 101 as of December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Mr. Pedro Borges Fiol, President and CEO

Mr. Antonio Murillo Giambrone, Secretary

Mr. Sergio Sanbria Rucavado, Treasurer

Mr. Alberto Rodriguez Trigo, Director

Mr. Asdruval Zambriano Gomez, Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

For 2008, no remuneration in the form of payroll, consulting fees and/or allowances was paid.

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

Name and Address	Number of	Percentage of
Beneficial Ownership (2)	Shares	Ownership (1)

Michael Terrell	800,000.000	14.21%
Cede & Co.	1,742,441,532	30.95%
Fundacion PayPro	2,000,000,000	35.53%
Fundacion Pan America	762,000,000	13.54%

(1)	The percent of class is based on 5,629,010,600 shares of common stock issued and outstanding as of December 31, 2008.

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