Form 10-K
period 2009-12-31
PANAMERSA Corp
filed 2011-06-20
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

As of December 31, 2009, there were 5,629,010,600 shares of common stock issued and outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.0001 (the price at which the common stock traded as of December 31, 2009) is $562,901.

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

(b)  Office leases                       none

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the company was delisted from the OTC Bulletin Board it only trades on the Other OTC or Pink Sheets under the symbol PNMS

The average high and low prices of the Company’s stock by quarters are given below:

	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
For 2009
High	0.0001	0.0001	0.0001	0.0001

Low	0.0001	0.0001	0.0001	0.0001

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

Common Stock

The Articles of Incorporation currently authorize the issuance of 6,000,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loan other financing arrangements or otherwise.  As of December 31, 2009, the Company had 5,629,010,600 shares of common stock outstanding.

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

Preferred Stock

At December 1, 2009, no Preferred Stock is authorized or issued.

Share Purchase Warrants

At December 31, 2009, no share purchase warrants were outstanding.

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

PANAMERSA CORPORATION

Balance Sheet
(unaudited)

December 31,
2009

ASSETS

CURRENT ASSETS

Cash on Hand	$150
Accounts Receivable	0

Total Current Assets	$150

TOTAL ASSETS	$150

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$0

Total Liabilities	$0

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 6,000,000,000 shares authorized; 5,629,010,600 shares issued and outstanding	341,950
Retained Earnings	(341,849)
Current deficit	49

Total Stockholders' Equity	150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statement of Operations
(Unaudited)

For the Year Ended December 31, 2009

Revenues	$29,000

General & Administrative Expenses	(28,951)

OPERATING INCOME	$49

Income Taxes & other expenses	0

NET (LOSS)	$49

NET LOSS PER SHARE	$0

WEIGHTED AVERAGE SHARES OUTSTANDING	5,629,010,600

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION
Statements of Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Amount	Retained Earnings (Deficit)

Balance at December 31, 2002	9,900,390	$0	$(337,500)

Net loss from operations December 31, 2003	-		(50,000)

Balance at December 31, 2003	9,900,390	$0	(387,500)

Net loss from operations December 31, 2004	-	-	(50,000)

Balance at December 31, 2004	9,900,390	$0	(437,500)

Common stock issued for debt	10,000,000	10,000	-

1000 to 1 reverse split	(19,880,490)	-

Common stock issued for debt	27,000,000	135,000	-

Common stock issued for subsidiaries	100,000,000	47,690	-

50 to 1 forward split	6,223,990,700	-	-

Common stock issued for debt	1,278,000,000	230,000	-

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Retained Earnings (Deficit)

Net income from operations December 31, 2005	-	-	17,111

Balance, at December 31, 2005	7,629,010,600	$422,690	$(420,389)

Sale of Subsidiary	(2,000,000,000)	(2,080,740)

Issued to Fundacion Paypro	2,000,000,000	2,000,000

Net income from operations December 31, 2006	-	-	593,273

Balance, at December 31, 2006	7,629,010,600	$341,950	172,884

Shares turned into Company as treasury shares by CEO	(2,000,000,000)

Net income from operations December 31, 2007	-	-	(514,399)

Balance at December 31, 2007	5,629,010,600	$341,950	(341,515)

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

 (Unaudited)

	Common Stock Shares	Common Stock Amount	Retained Earnings (Deficit)

Net income from operations December 31, 2008	-	-	(344)

Balance at December 31, 2008	5,629,010,600	$341,950	(341,849)

Net income from operations December 31, 2009	-	-	49

Balance, at December 31, 2009	5,629,010,600	$341,950	$(341,800)

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

f.      Use of equivalents

For purposes of financial statement presentation, the Company considers all highly liquidinvestments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

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

j.   Earnings Per Share

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2009, there were no dilutive securities outstanding.

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

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2007, there were no dilutive securities outstanding.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a current net income  $ 49 in 2009, and an accumulated Equity of $ 150 as of December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Mr. Harry Williams, President and CEO, Director

Mr. William Herron, Secretary, Director

Mr. James Finegan, Treasurer, Director

Mr. Jack Brown, Director

Mr. Roy L. Phillips, Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

For 2009, no remuneration in the form of payroll, consulting fees and/or allowances was paid.

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

Name and Address	Number of	Percentage of
Beneficial Ownership (2)	Shares	Ownership (1)

James Finegan
7582 Las Vegas Blvd	257,000,000	4.57%
Las Vegas, NV

Jack Brown	50,000,000	.89%
Cede & Co.	1,742,441,532	30.95%
Michael Terrell	350,000,000	6.22%
Roy Phillips	450,000,000	7.99%

Chexcard International of Belize, Inc	2,512,000,000	44.63%

(1)	The percent of class is based on 5,629,010,600 shares of common stock issued and outstanding as of December 31, 2009.

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