Form 10-Q
period 2011-03-31
PANAMERSA Corp
filed 2011-06-29
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Title of Class:
Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☒

As of March 31, 2011, there were 1,248,211,494 shares of common stock issued and outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.0001 (the price at which the common stock traded as of March 31, 2011) is $ 124,821.

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN AUDITED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL AUDITING STANDARDS FOR CONDUCTING SUCH AUDITS.

ITEM 1.  FINANCIAL STATEMENTS
Following are the unaudited financial statements for the period ended March 31, 2011

PANAMERSA CORPORATION
Balance Sheet
(unaudited)

March 31,
2011

ASSETS

CURRENT ASSETS
Cash on Hand	$150
Accounts Receivable	0

Total Current Assets	$150

TOTAL ASSETS	$150

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES	$0
Due to shareholders	48,026
Total Liabilities	$48,026

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value,
1,500,000,000 shares authorized;
1,248,211,494 shares issued and
outstanding	341,950
Retained Earnings	(382,821)
Current deficit	(7,005)

Total Stockholders' Equity	(47,876)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION
Statement of Operations
(Unaudited)

For the Quarter Ended March 31, 2011

Revenues	$450

General & Administrative Expenses	(7,455)

OPERATING INCOME	$(7,005)

Income Taxes & other expenses	0

NET (LOSS)	$(7,005)

NET LOSS PER SHARE	$0

WEIGHTED AVERAGE SHARES OUTSTANDING	1,248,211,494

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION
Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)

Balance at December 31, 2008	5,629,010,600	$341,950	(341,849)
Net income from operations December 31, 2009	-	-	49
Balance, at December 31, 2009	5,629,010,600	$341,950	(341,800)
Effect of reverse split	(5,066,109,540)
Issuance of stock for services rendered and other matters	685,310,434	-
Net income from operations December 31, 2010	-	-	(41,021)
Balance, at December 31, 2010	1,248,211,494	$341,950	(341,800)
Net income from operations March 31, 2011	-	-	(7,005)
Balance, at March 31, 2011	1,248,211,494	$341,950	$(348,805)

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Financial Statements
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

PANAMERSA CORPORATION, (formerly known as Pay Pro, Inc.)  (the Company) wasincorporated under the laws of the State of Nevada on October 16, 1988.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

The Board of Directors  approved a reverse split of its common stock on a 10 shares for 1 share basis, effective May 17, 2010. The financial statements reflect the reverse stock split. This effectively reduced the number of authorized shares from 6.0 billion shares to 600 million shares.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a current net loss of  $ 7,005 for the quarter ended March 31, 2011, and an Accumulated Deficit of Equity of $ 47,876 as of March 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANYALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to pursue its long-term corporate development plan to become a profitable diversified holding company.

The Company has filed a number of reports with the SEC with the intent of becoming a fully reporting corporation.

ITEM 3. LIQUIDITY

During the next 12 months, there are a number of projects to be closed. Press releases will be issued as agreements are reached, signed, and finalized. Until such a time as agreements are reached on these projects, working capital will be needed to maintain minimal operations.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 5. OTHER INFORMATION

No meetings of the Board of Directors were held during this calendar quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERSA CORPORATION

/s/ James Finegan
James Finegan, Treasurer
Date: June 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Finegan
James Finegan, Treasurer
Date: June 28, 2011