Form 10-Q
period 2011-09-30
PANAMERSA Corp
filed 2012-03-21
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Yes  ☐     No  ☒

As of September 30, 2011, there were 1,248,211,494 shares of common stock issued and outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.0001 (the price at which the common stock traded as of September 31, 2011) is $ 124,821.

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN AUDITED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL AUDITING STANDARDS FOR CONDUCTING SUCH AUDITS.

ITEM 1.  FINANCIAL STATEMENTS

Following are the unaudited financial statements for the period ended September 30, 2011

PANAMERSA CORPORATION

Balance Sheet

(unaudited)

September 30,
2011

ASSETS

CURRENT ASSETS
Cash on Hand	$150
Accounts Receivable	0

Total Current Assets	$150

TOTAL ASSETS	$150

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Due to shareholders	$65,481
Total Liabilities	65,481

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 1,248,211,494 shares issued and outstanding	341,950
Retained Earnings	(382,821)
Current deficit	(24,460)

Total Stockholders' Equity	(65,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statement of Operations
(Unaudited)

For the Quarter Ended September 30, 2011

Revenues	$1,350

General & Administrative Expenses	(25,810)

OPERATING INCOME	$(24,460)

Income Taxes & other expenses	0

NET (LOSS)	$(24,460)

NET LOSS PER SHARE	$0

WEIGHTED AVERAGE SHARES OUTSTANDING	1,248,211,494

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)
Balance at December 31, 2008	5,629,010,600	$341,950	(341,849)
Net income from operations December 31, 2009	-	-	49
Balance, at December 31, 2009	5,629,010,600	$341,950	(341,800)
Effect of reverse split	(5,066,109,540)
Issuance of stock for services rendered and other matters	685,310,434	-
Net income from operations December 31, 2010	-	-	(41,021)
Balance, at December 31, 2010	1,248,211,494	$341,950	(341,800)
Net income from operations September 30, 2011	-	-	(24,460)
Balance, at June 30, 2011	1,248,211,494	$341,950	$(366,260)

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a current net loss of $ 24,460 for the period ended September 30, 2011, and an Accumulated Deficit of Equity of $ 65,331 as of September 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 5. OTHER INFORMATION

Meetings of the Board of Directors have been and will be held during each calendar quarter for the calendar year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERSA CORPORATION

/s/ James Finegan

James Finegan, Treasurer

Date:  February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Finegan

James Finegan, Treasurer

Date:  February 29, 2012