Form 10-K
period 2011-12-31
PANAMERSA Corp
filed 2012-03-21
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company.

Yes  ☐     No  ☒

As of December 31, 2011, there were 1,248,211,494 shares of common stock issued and outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $0.0001 (the price at which the common stock traded as of December 31, 2011) is $124,821.

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

 PANAMERSA CORPORATION, (formerly known as Pay Pro, Inc.) (the Company) was incorporated under the laws of the State of Nevada on October 16, 1988.

PANAMERSA Corporation (Pink Sheets:PNMS) is a holding company for a group of business enterprises. The Company is engaged in global e-commerce and e-biz solutions offering interactive e-commerce and e-biz programs in addition to a range of goods and services online including: prepaid Debit cards; e-commerce merchant accounts; life insurance policies, gold transactions; telephony services, text messaging, VoIP, real estate investment participations, fixed and variable income real estate properties in Costa Rica and Panama, offshore financial services, asset management and protection; travel services, leisure, business, health, relocation services, and digital marketing services.

ITEM 1A.  RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

(a) Ownership none

(b) Office leases none

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2011.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the company was delisted from the OTC Bulletin Board it only trades on the Other OTC or Pink Sheets under the symbol PNMS

The average high and low prices of the Company’s stock by quarters are given below:

	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter
For 2011
High	0.0010	0.0010	0.0010	0.0010

Low	0.0001	0.0001	0.0001	0.0001

At the present time, there are no funds available for the payment of dividends. The Company also does not anticipate paying any dividends in the next twelve months.

Common Stock

The Articles of Incorporation currently authorize the issuance of 1,500,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loan other financing arrangements or otherwise.  As of December 31, 2011, the Company had 1,248,211,494 shares of common stock outstanding.

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

Preferred Stock

At December 31, 2011, no Preferred Stock is authorized or issued.

Share Purchase Warrants

At December 31, 2011, no share purchase warrants were outstanding.

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

 PANAMERSA CORPORATION

Balance Sheet

(unaudited)

December 31,
2011
ASSETS

CURRENT ASSETS

Cash on Hand	$150
Accounts Receivable	0

Total Current Assets	$150

TOTAL ASSETS	$150

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Due to Shareholders	$95,622
Total Liabilities	$95,622

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 1,500,000,000 shares authorized; 1,248,211,494 shares issued and outstanding	341,950
Retained Earnings	(382,821)
Current deficit	(54,601)

Total Stockholders' Equity	(95,472)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statement of Operations
(Unaudited)

For the Year Ended December 31, 2011

Revenues	$4,350

General & Administrative Expenses	(58,951)

OPERATING INCOME	$(54,601)

Income Taxes & other expenses	0

NET (LOSS)	$(54,601)

NET LOSS PER SHARE	$0

WEIGHTED AVERAGE SHARES OUTSTANDING	1,248,211,494

The accompanying notes are an integral part of these consolidated financial statements

PANAMERSA CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)
Balance at December 31, 2002	9,900,390	$0	$(337,500)
Net loss from operations December 31, 2003	-	(50,000)
Balance at December 31, 2003	9,900,390	$0	(387,500)
Net loss from operations December 31, 2004	-	-	(50,000)
Balance at December 31, 2004	9,900,390	$0	(437,500)
Common stock issued for debt	10,000,000	10,000	-
1000 to 1 reverse split	(19,880,490)	-	-
Common stock issued for debt	27,000,000	135,000	-
Common stock issued for subsidiaries	100,000,000	47,690	-
50 to 1 forward split	6,223,990,700	-	-
Common stock issued for debt	1,278,000,000	230,000	-

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)
Net income from operations December 31, 2005	-	-	17,111
Balance, at December 31, 2005	7,629,010,600	$422,690	$(420,389)
Sale of Subsidiary	(2,000,000,000)	(2,080,740)
Issued to Fundacion Paypro	2,000,000,000	2,000,000
Net income from operations December 31, 2006	-	-	593,273
Balance, at December 31, 2006	7,629,010,600	$341,950	172,884
Shares turned into Company as treasury shares by CEO	(2,000,000,000)
Net income from operations December 31, 2007	-	-	(514,399)
Balance at December 31, 2007	5,629,010,600	$341,950	(341,515)

PANAMERSA CORPORATION

Statements of Stockholders’ Equity (Continued)

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	(Deficit)
Net income from operations December 31, 2008	-	-	(344)
Balance at December 31, 2008	5,629,010,600	$341,950	(341,849)
Net income from operations December 31, 2009	-	-	49
Balance, at December 31, 2009	5,629,010,600	$341,950	(341,800)
Effect of Reverse Split	(5,066,109,540)
Issuance of stock for Services rendered and Other matters	685,310,434
Net income from operations December 31, 2010	-	-	(41,021)
Balance, at December 31, 2010	1,248,211,494	$341,950	(382,821)
Net income from operations December 31, 2011	-	-	(54,601)
Balance, at December 31, 2011	1,248,211,494	$341,950	$(437,422)

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

PANAMERSA CORPORATION, (formerly known as Pay Pro, Inc.) (the Company) was incorporated under the laws of the State of Nevada on October 16, 1988.

PANAMERSA Corporation (Pink Sheets:PNMS) is a holding company for a group of business enterprises. The Company is engaged in global e-commerce and e-biz solutions offering interactive e-commerce and e-biz programs in addition to a range of goods and services online including: prepaid Debit cards; e-commerce merchant accounts; life insurance policies, gold transactions; telephony services, text messaging, VoIP, real estate investment participations, fixed and variable income real estate properties in Costa Rica and Panama, offshore financial services, asset management and protection; travel services, leisure, business, health, relocation services, and digital marketing services.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

The majority shareholders of the Company’s common stock approved a reverse split of its common stock on a 1,000 shares for 1 share basis, effective June 1, 2005. The financial statements reflect the reverse stock split.

The Board of Directors approved a reverse split of its common stock on a 10 share for 1 share basis, effective May 17, 2010. The financial statements reflect the reverse stock split. This effectively reduced the number of authorized shares from 6.0 billion shares to 600 million shares.

On May 17, 2010, after the reverse split mentioned above, the Board of Directors authorized the increase of authorized shares to be increased from 600 million shares to 1.5 billion shares.

On August 31, 2011, the Board of Directors approved a reverse split of its common stock on a 100 share for 1 share basis, effective February 2012. The financial statements will reflect the reverse stock split when completed. This will effectively reduce the number of authorized shares from 1.5 billion shares to 15 million shares.

On August 31, 2011, after the reverse split mentioned above, the Board of Directors authorized the increase of authorized shares from 15 million shares to 1.5 billion shares.

On August 31, 2011, the Board of Directors approved a name change of the Company. The name will be changed from Panamersa Corporation to Eagle Worldwide, Inc. The name change will be effective upon approval by the appropriate authorities.

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2011, there were no dilutive securities outstanding.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a current net loss $ (54,601) in 2011, and an accumulated net Deficit of $ (95,472) as of December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Mr. Jack Brown, Chairman of the Board and CEO, Director

Mr. Harry Williams, President, Director

Mr. William Herron, Secretary, Director

Mr. James Finegan, Treasurer, Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

For 2011, no remuneration in the form of payroll, consulting fees and/or allowances was paid.

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

Beneficial Ownership	Number of Shares	Percentage

Jack Brown	82,000,000	6.57%
James Finegan	110,000,000	8.81%
William Herron	20,000,000	1.60%
Harry Williams	100,000,000	8.01%
Roy Phillips	45,000,000	3.61%
Chexcard Int’l of Belize	326,638,913	26.17%
Cede & Co.	162,079,427	12.98%
Club Ritz	107,075,000	8.58%

(1)	The percent of class is based on 1,248,211,494 shares of common stock issued and outstanding as of December 31, 2011.
(2)	As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

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