Form 10-Q
period 2012-03-31
Eagle Worldwide, Inc.
filed 2012-05-11
CIK 1065188

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

EAGLE WORLDWIDE INC

(Exact name of registrant as specified in its charter)

Nevada	27-1940418
State or other jurisdiction of incorporation	IRS Identification No.

2532 Ridgmar Blvd, Suite 20

Fort Worth, TX 76116

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (702) 490-4015

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

Yes  ☐     No  ☒

Effective January 12, 2012, this Company changed its name from Panamersa Corporation to Eagle Worldwide Inc. The new stock symbol is ELWD.

The Board of Directors approved a reverse split of its common stock on a 1 share for 100 shares basis, effective January 12, 2012. The financial statements reflect the reverse stock split. This effectively reduced the number of authorized shares from 1.5 billion shares to 15 million shares.

On January 12, 2012, after the reverse split mentioned above, the Board of Directors authorized the increase of authorized shares from 15 million shares to 1.5 billion shares.

As of March 31, 2012, there were 12,715,481 shares of common stock issued and outstanding. The aggregate market value of the issued shares of stock held by shareholders computed at $0.10 (the price at which the common stock traded as of March 31, 2012) is $1,271,548.

A new website is under construction at http://www.eaglewwide.com.

THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN AUDITED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL AUDITING STANDARDS FOR CONDUCTING SUCH AUDITS.

ITEM 1.  FINANCIAL STATEMENTS

Following are the unaudited financial statements for the period ended March 31, 2012

EAGLE WORLDWIDE INC

Balance Sheet

(unaudited)

March 31,
2012
ASSETS

CURRENT ASSETS
Cash on Hand	$983
Accounts Receivable	0
Total Current Assets	983

OTHER ASSETS
Investment in Balances Dinamicos	400,000
Investment in Western Wyoming	15,000
Total Other Assets	415,000

TOTAL ASSETS	$415,983

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Due to shareholders	$133,667
Total Liabilities	133,667

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 12,715,481 shares issued and outstanding	741,950
Retained Earnings	(437,422)
Current deficit	(22,212)
Total Stockholders' Equity	282,316

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$415,983

The accompanying notes are an integral part of these consolidated financial statements

EAGLE WORLDWIDE INC

Statement of Operations
(Unaudited)

For the Quarter Ended March 31, 2012

Revenues	$0

General & Administrative Expenses	(22,212)

OPERATING INCOME	$(22,212)

Income Taxes & other expenses	0

NET (LOSS)	$(22,212)

NET LOSS PER SHARE	$0

WEIGHTED AVERAGE SHARES OUTSTANDING	12,715,481

The accompanying notes are an integral part of these consolidated financial statements

EAGLE WORLDWIDE INC

 Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Common Stock	Retained Earnings
	Shares	Amount	Deficit

Balance at December 31, 2008	5,629,010,600	$341,950	(341,849)
Net income from operations December 31, 2009	-	-	49
Balance, at December 31, 2009	5,629,010,600	$341,950	(341,800)
Effect of reverse split	(5,066,109,540)
Issuance of stock for services rendered and other matters	685,310,434	-
Net income from operations December 31, 2010	-	-	(41,021)
Balance, at December 31, 2010	1,248,211,494	$341,950	(382,821)
Net income from operations December 31, 2011	-	__ -	(54,601)
Balance, at December 31, 2011	1,248,211,494	$341,950	(437,422)
Effect of Reverse Split	(1,235,729,379)	-
Sale of Stock for Investment		400,000
Correction to shares issued (1)	233,336
Net income from operations March 31, 2012	-	-	(37,212)
Balance, at March 31, 2012	12,715,481	$741,950	$(474,634)

(1)	This correction is to reconcile the number of outstanding shares to that recorded by the Transfer Agent

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

EAGLE WORLDWIDE INC, (formerly known as Panamersa Corporation) (the Company) was incorporated under the laws of the State of Nevada on October 16, 1988.

EAGLE WORLDWIDE INC (Pink Sheets:ELWD) is a holding company for a group of business enterprises. The Company is engaged in alternate and traditional energy sources, global e-commerce and e-biz solutions offering interactive e-commerce and e-biz programs in addition to a range of goods and services online including: prepaid Debit cards; e-commerce merchant accounts; development and sale of real estate properties in Costa Rica and Panama; construction financing services; and construction projects.

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

j.   Earnings Per Share

Earnings Per Share: The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended March 31, 2012, there were no dilutive securities outstanding.

NOTE 2- RELATED PARTY TRANSACTIONS-NOTES PAYABLE

The Company has received short term loans of operating funds. The notes are unsecured, non-interest bearing and due upon demand.

Notes to the Financial Statements (Continued)

NOTE 3 – SIGNIFICANT TRANSACTIONS

Effective January 12, 2012, this Company changed its name from Panamersa Corporation to Eagle Worldwide Inc. The new stock symbol is ELWD.

The Board of Directors approved a reverse split of its common stock on a 1 share for 100 shares basis, effective January 12, 2012. This reverse split reduced the number of authorized shares from 1.5 billion shares to 15 million shares. The financial statements reflect the reverse stock split.

Also on January 12, 2012, after the reverse split mentioned above, the Board of Directors approved the increase of authorized shares from 15 million shares to 1.5 billion shares.

In March, 2012, the CEO of the Company deposited $400,000 with the Company as consideration of common stock already held. This infusion of cash was to be used for outside investments by the Company.

On March 31, 2012, the Company purchased 20% interest in Balances Dinamicos de Costa Rica SRL for $400,000, paid in cash. Balances Dinamicos is a Costa Rica based company, in the business of producing and selling Sky Twisters, electricity generating turbine windmills. In addition to the 20% interest in the Balances Dinamicos, the agreement gives the Company 50% voting rights on the board of directors of Balances Dinamicos.

NOTE 4 - GOING CONCERN

Due to the infusion of $400,000 by the CEO of the Company, management no longer has doubt of the Company's ability to continue as a going concern. Management will continue to raise additional capital through sales of common stock as well as seeking financing from third parties.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANYALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to pursue its long-term corporate development plan to become a profitable diversified holding company.

The Company has filed a number of reports with the SEC, and is now a fully reporting corporation.

ITEM 3. LIQUIDITY

During the next 12 months, there are a number of projects to be closed. Press releases will be issued as agreements are reached, signed, and finalized. Management will continue to raise additional capital through sales of common stock as well as seeking financing from third parties.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures have been effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 5. OTHER INFORMATION

The Company has invested in two companies, as follows:

BALANCES DINAMICOS DE COSTA RICA SRL

On March 31, 2012, the Company purchased a 20% interest in Balances Dinamicos de Costa Rica SRL for $400,000, paid in cash. Balances Dinamicos is a Costa Rica based company, in the business of producing and selling the Sky Twister brand of electricity generating windmills. In addition to the 20% interest in the Balances Dinamicos, the agreement gives the Company 50% voting rights on the board of directors of Balances Dinamicos.

The Sky Twister product line is protected by a USA Patent Pending and Trade Mark protection.

The award winning Sky Twister family of electricity generating wind turbines was introduced by the University of Costa Rica in the inaugural Singapore Eco World 2010 exhibition, in April of 2010. The primary purpose of this international trade exhibition was to introduce companies interested in producing and marketing systems to the Asian market.

The unit was found to be less complicated technically and ran with an almost silent noise level when compared with the other competing units in the wind turbine category. This unit is able to generate electricity at wind speeds as low as 3 miles per hour and is adaptable to both commercial and residential use. Competing wind turbine units require wind speeds of eight miles per hour or more to operate effectively.

On November 21, 2011, in a national competition held in Costa Rica, the Sky Twister family of wind turbines was awarded the first place prize in the Business Plan Competition Entrepreneurship Category. The panel of the judges included representatives of Microsoft, Intel, Coca Cola, and other transnational corporations.

A working model of the Sky Twister electricity generating turbine can be viewed in Flower Mound, Texas.

WESTERN WYOMING CONSTRUCTION COMPANY OF COLORADO

Eagle Worldwide has acquired a 10% interest in Western Wyoming Construction Company of Colorado.

Western Wyoming Construction Company of Colorado is a Colorado corporation with its international office located in Centennial, Colorado. The Company is involved in construction management of international construction projects, primarily in Africa. Western Wyoming owns an interest in Brasel and Sims Construction Company which has completed extensive construction projects in Africa. The latest project was in Nigeria.

Western Wyoming is in the final negotiations for a road construction project (KanKan Road in Guinea, Africa, a super highway in excess of 300 miles). Western Wyoming is also pursuing substantial contracts in Chad and Nigeria for infrastructure projects, a hospital and housing project, as well as oil ventures for refining Nigerian oil.

Western Wyoming is also negotiating a marketing agreement to market the Sky Twister electrical turbines on the African Continent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE WORLDWIDE INC

/s/ James Finegan
James Finegan, Treasurer
Date: May 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Finegan
James Finegan, Treasurer
Date: May 4, 2012